Form 10-K
period 2008-12-31
LEHMAN ABS CORP AT&T NOTE BACKED SERIES 2004 2 CLASS A 1
filed 2009-07-23
CIK 1276887

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:   001-31971

filed on behalf of:

Corporate Backed Trust Certificates, AT&T Note-Backed Series 2004-2 Trust

(Exact Name of Registrant as Specified in Its Charter)

by:

Lehman ABS Corporation

(Exact Name of Depositor as Specified in Its Charter)

Delaware	13-3447441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1271 Avenue of the Americas, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Corporate Backed Trust Certificates, AT&T Note-Backed Series 2004-2	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

The Registrant is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), which filed a voluntary petition (the “Petition”) for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York on September 15, 2008 in a jointly administered proceeding named In re Lehman Brothers Holdings Inc., et. al. under Case Number 08-13555. LBHI and its wholly-owned broker-dealer, Lehman Brothers Inc., have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business. As a result of the foregoing, the Registrant discontinued its securitization business and the individuals previously involved in such securitization business are no longer employed by the Registrant’s affiliates.  Accordingly, the Registrant was unable to timely file its Annual Report on Form 10-K for the fiscal year ended on December 31, 2008, and filed a Form 12b-25 on April 2, 2009 in connection therewith.

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

Not Applicable

Item 8. Financial Statements and Supplementary Data.

Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Not Applicable

Item 9A(T). Controls and Procedures.

Not Applicable

Item 9B. Other Information.

The Issuer has filed the distribution report to security holders for the period ending November 15, 2008 on Form 8-K, dated July 21, 2009.

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

1.                                      Trustee’s Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
Corporate Backed Trust Certificates, AT&T Note-Backed Series 2004-2	05/15/2008 11/15/2008	05/28/2008 07/21/2009

2.                                      None.

3.                                      Exhibits:

31.1 — Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 — Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 — Report of Aston Bell, CPA.

(b)                                 See Item 15(a) above.

(c)                                  Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of  the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  In preparing this report the Registrant has relied on Distribution Statements provided to it by the Trustee.

Lehman ABS Corporation, as Depositor for the
Trust (the “Registrant”)

Dated: July 23, 2009	By:	/s/ William Fox
	Name:	William Fox
	Title:	Chief Financial Officer, Controller and
Senior Vice President

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(31.2)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.2
(31.3)	Report of Aston Bell, CPA.	31.3